Form 10-Q
period 2003-06-30
POLAR MOLECULAR HOLDING CORP
filed 2003-09-08
CIK 1252956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-50341

Polar Molecular Holding Corporation

(Exact Name of Issuer as Specified in Its Charter)

Delaware	42-1339746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4600 S. Ulster Street, Suite 940, Denver, CO 80237

(Address of principal executive offices)

Registrant’s telephone number, including area code: 303-221-1908

Murdock Communications Corporation, 701 Tarna Street, Marion, Iowa 52302

(Former Name and Former Address)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On June 30, 2003, there were outstanding 12,304,967 shares of the Registrant’s no par value Common Stock.

POLAR MOLECULAR HOLDING CORPORATION

FORM 10-Q

June 30, 2003

PART I FINANCIAL INFORMATION

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002*
ASSETS
Current assets
Cash	$1	$1
Prepaid expenses and other current assets	2	7

Total current assets	3	8

Other Assets
Other noncurrent assets	1	1

Total other assets	1	1

Total	$4	$9

* Note:	The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (CONCLUDED)

June 30, 2003 and December 31, 2002

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002*
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Notes payable	$7,186	$7,186
Notes payable with related parties	6,780	6,614
Accounts payable	1,032	960
Accrued interest	8,401	7,272

Other accrued expenses	460	436
Total current liabilities	23,859	22,468
Long-Term Liabilities
Long-term debt with related parties	—	—
Long-term debt, others	—	—

Total liabilities	23,859	22,468

Commitments and Contingencies
Shareholders’ Equity (Deficiency)
Common stock, no par or stated value: authorized—40,000,000 shares; issued and outstanding: 2003—12,554,967 and 2002—12,514,967 shares	22,291	22,291
Common stock warrants: Issued and outstanding: 2003—10,889,478 and 2002—10,875,312 2001—10,875,312	1,052	1,052
Treasury stock at cost: 2002 and 2001—250,000 shares	(94)	(94)
Additional paid-in capital	134	134
Accumulated deficit	(47,238)	(45,842)

Total shareholders’ deficiency	(23,855)	(22,459)

Total	$4	$9

* Note:	The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended and Six Months Ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES	$—	$—	$—	$—
COSTS OF SALES	—	—	—	—

GROSS PROFIT	—	—	—	—

OPERATING EXPENSES
General and administrative expenses	233	173	382	317
Depreciation and amortization expense	—	—	—	—

Total operating expenses	233	173	382	317

LOSS FROM OPERATIONS	(233)	(173)	(382)	(317)

NON-OPERATING INCOME (EXPENSE)
Interest expense, net	(566)	(561)	(1,129)	(1,114)
Other income	114	1	115	2

Total non-operating income (expense)	(452)	(560)	(1,014)	(1,112)

LOSS FROM CONTINUING OPERATIONS	(685)	(733)	(1,396)	(1,429)

NET LOSS	$(685)	$(733)	$(1,396)	$(1,429)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.05)	$(0.06)	$(0.11)	$(0.12)
Net Loss	$(0.05)	$(0.06)	$(0.11)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,304,967	12,264,967	12,304,967	12,264,967

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(1,396)	$(1,429)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Changes in operating assets and liabilities:
Other current assets	5	10
Accounts payable	72	136
Accrued expenses	1,153	1,072

NET CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(166)	(211)

NET CASH FLOWS FROM OPERATING ACTIVITIES	(166)	(211)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings on notes payable	166	211

NET CASH FLOW FROM FINANCING ACTIVITIES	166	211

NET INCREASE (DECREASE) IN CASH	—	—
CASH AT BEGINNING OF PERIOD	1	3

CASH AT END OF PERIOD	$1	$3

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	—	—

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six months Ended June 30, 2003 and 2002

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by Polar Molecular Holding Corporation (“Polar Holding” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the six months ending June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The foregoing unaudited interim consolidated financial statements have not been reviewed by the Company’s independent auditors. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K (Commission File # 000-21463) as filed with the Securities and Exchange Commission on April 16, 2003, under the Company’s former name Murdock Communications Corporation.

As discussed elsewhere in this Form 10-Q, the merger with Polar Molecular Corporation (“PMC”) was completed on July 14, 2003. The consolidated financial statements presented herein represent the Balance Sheet, Results of Operations and Cash Flows of the Company prior to the merger with PMC and thus include only the financial information of Murdock Communications Corporation the predecessor company to Polar Holding. Refer to Note 4 below for pro forma financial information reflecting the impact of the merger.

PMC develops and markets fuel additives. PMC’s primary product, DurAlt®FC, is a patented fuel additive that has been proven effective at reducing combustion chamber deposits and reducing octane requirement increase in combustion engines. PMC had a stockholders’ deficit of $5.7 million (unaudited) at June 30, 2003 and revenues for the six months ended June 30, 2003 were $51,000 (unaudited). Refer to Note 4 below for Pro Forma financial information reflecting the impact of the merger.

2.	Notes Payable and Long-Term Debt

As of June 30, 2003, the Company was past due in the payment of $21.8 million of principal and accrued interest payments on notes payable. This debt was satisfied upon completion of the merger with PMC on July 14, 2003 with total cash payments of approximately $900,000, issuance of approximately 5.1 million shares of common stock of the Company and issuance of a new note for $500,000 payable on June 30, 2004.

3.	Commitments and Contingencies

At June 30, 2003 the Company’s only operating lease is a month to month lease of office space with a related party in the amount of $500 per month. This lease was terminated upon the closing of the merger. Polar has a lease for office space, which expires in July 2004 at a monthly rental of approximately $5,000. In addition, Polar leases certain computer equipment, which expires in March 2005 with monthly payments of approximately $1,200.

The Company has divested certain of its businesses during 2000 and 2001. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in financial statements with respect to these matters.

4.	Subsequent Events

The Company completed its merger with Polar on July 14, 2003 and the merger became effective July 15, 2003.

Following is pro forma unaudited financial information reflecting the effects of the merger as if it were completed as of June 30, 2003 and the Pro Forma unaudited results of operations for the six months then ended.

Polar Molecular Holding Corporation

Pro Forma Combined Balance Sheet

As of June 30, 2003

(Dollars in Thousands)

	Polar	Murdock		Pro Forma Recapitalization Adjustments		Other Pro Forma Adjustments	Combined
ASSETS
Current Assets
Cash	0	1					1
Accounts Receivable	10						10
Prepaid Expenses and Other Current Assets	37	2					39

Total Current Assets	47	3					50
Net Property, & Equipment	31	0					31
Intangible assets, net	63						63
Other Assets	100	1					101
Total Assets	241	4					245

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	1,178	1,032			a, c	(509)	1,701
Accrued Payroll & Payroll Taxes	1,081						1,081
Other Accrued Liabilities	433	8,861			a, c	(8,401)	733
					b	(160)
Deferred Revenue	67						67
Customer Deposits	25						25
Current Portion of Capital Lease obligations	13						13
Notes payable	3,119	13,966			a, c	(13,466)	1,442
					b	(2,177)
Total Current Liabilities	5,916	23,859					5,062
Other Liabilities	2						2
Stockholders’ Deficit
Common Stock	2	22,291	A	(21,458)	a	51	888
					b	2
Common Stock Warrants		1,052					1,052
Treasury Stock		(94)					(94)
Additional Paid In Capital	13,906	134	A	(25,780)	a	22,325	12,920
					b	2,335
Accumulated Deficit	(19,562)	(47,238)	A	47,238			(19,562)
Deferred Stock-Based Compensation	(23)						(23)
Total Stockholders’ Deficit	(5,677)	(23,855)					(4,819)
Total Liabilities & Stockholders’ Deficit	241	4					245

A	Recapitalization adjustments for merger of Polar and Murdock under the reverse acquisition method, computed as follows:

Common Stock—A calculated amount to result in the outstanding shares of common stock after completion of the merger multiplied by $0.01 per share.

Additional Paid In Capital—A calculated amount required to force the Total Assets and Total Liabilities and Stockholders’ Equity to balance, after reflecting the pro forma adjustments to Common Stock and Accumulated Deficit.

Accumulated Deficit—Elimination of Murdock’s Accumulated Deficit so that only PMC’s historical balances carry forward.

a.	Conversion of Murdock notes payable ($13,466) net of $500 assumed by Polar, accrued interest on the converted notes ($8,401) and accounts payable which will be settled for shares of common stock ($509) for which agreements exist, for 5,144,970 shares of common stock. The pro forma adjustment to Common Stock reflects the number of shares issued multiplied by the par value of $.01 per share. The pro forma adjustment to Additional Paid in Capital is the total amount of the liabilities converted less the amount credited to Common Stock.

b.	Conversion of Polar notes ($2,192), net of discount ($15) and accrued interest ($160) for 2,400,901 shares of common stock, in accordance with the terms of the note conversion that occurred upon closing of the merger. The pro forma adjustment to Common Stock reflects the number of shares issued multiplied by the par value of $.01 per share. The pro forma adjustment to Additional Paid in Capital is the total amount of the liabilities converted less the amount credited to Common Stock.

c.	Upon completion of the merger and settlement of the liabilities discussed in notes a and b, the following remaining liabilities of Murdock will continue: Accounts Payable $523, Accrued Liabilities $460 and Notes Payable $500.

Polar Molecular Holding Corporation

Pro Forma Combined Statement of Operations

For the Six Months Ended June 30, 2003

(Dollars in thousands except per share amounts)

	Polar	Murdock		Pro Forma Adjustments	Combined

Revenue	$51	$—			$51
Cost of Sales	45	0			45

Gross Profit	6	0			6
Selling, General & Administrative Expenses	1,309	382	a	(382)	1,309

Loss from Operations	(1,303)	(382)			(1,303)
Interest Expense	167	1,129	b	(1,129)	167
Other (Income) Expense	(245)	(115)	c	115	(245)

Loss from Continuing Operations	(1,225)	(1,396)			(1,225)

Shares Outstanding	21,406,116	12,304,967			88,811,151
Earnings (Loss) Per Share	$(0.06)	$(0.11)			$(0.01)

a. To eliminate Murdock general and administrative expenses not recurring after the merger.

b. To eliminate interest expense on Murdock debt.

c. To eliminate Murdock Other Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere within this report.

RESULTS OF OPERATIONS

The Company continued to exist as a public shell for use as a reverse merger vehicle with no operating activities, prior to completion of the merger with PMC on July 14, 2003.

Since completion of the merger, the Company has been investigating potential sources for additional operating capital. While the Company is in active discussions with various potential lenders and investors, there can be no assurance that the Company will be able to obtain the additional operating capital it needs to sustain operations.

Comparison of Three months Ended June 30, 2003 and 2002

Revenues and Cost of Sales – Prior to completion of the merger with PMC, the Company did not have any revenue producing activity as it sold its remaining operating entity during the third quarter of 2001.

General and Administrative Expense – General and administrative expense increased $60,000 to $233,000 for the three months ended June 30, 2003 from $173,000 for the three months ended June 30, 2002. The increase in general and administrative expense is primarily related to increased legal and other professional fees related with the merger ($14,000) and recognition of liabilities related to claims for taxes owed to certain states ($46,000).

Interest Expense – Interest expense, including amortization of debt discount, increased $5,000 to $566,000 for the three months ended June 30, 2003, from $561,000 for the three months ended June 30, 2002. The increase is due to additional debt used to fund administrative expenses.

Other Income – Other Income increased $113,000 to $114,000 for the three months ended June 30, 2003, from $1,000 for the three months ended June 30, 2002. The increase was due to the cancellation of indebtedness from settlements reached with creditors.

Comparison of Six months Ended June 30, 2003 and 2002

Revenues and Cost of Sales – Prior to completion of the merger with PMC, the Company did not have any revenue producing activity as it sold its remaining operating entity during the third quarter of 2001.

General and Administrative Expense – General and administrative expense increased $65,000 to $382,000 for the six months ended June 30, 2003 from $317,000 for the six months ended March 31, 2002. The increase in general and administrative expense is primarily related to increased legal and other professional fees related to the merger ($19,000) and recognition of liabilities related to claims for taxes owed by certain states ($46,000).

Interest Expense – Interest expense, including amortization of debt discount, increased $15,000 to $1,129,000 for the six months ended June 30, 2003, from $1,114,000 for the six months ended June 30, 2002. The increase is due to additional debt used to fund administrative expenses.

Other Income – Other Income increased $113,000 to $115,000 for the six months ended June 30, 2003, from $2,000 for the six months ended June 30, 2002. The increase was due to the cancellation of indebtedness from settlements reached with creditors.

LIQUIDITY AND CAPITAL RESOURCES

This discussion of Liquidity and Capital Resources is based on the post merger financial condition of the company as illustrated in Pro Forma Combined Balance Sheet and Pro Forma Combined Statement of Operations included in Note 4 above.

The Company is obligated to repay Notes Payable totaling $774,000, which are due on December 31, 2003 and are secured by substantially all the assets of the Company. The Company will attempt to renegotiate the due date for these notes, but there can be no assurance it will be able to do so. In addition, $300,000 of Notes Payable are due on June 30, 2004.

Since completion of the merger, the Company has been investigating potential sources for additional operating capital. Management believes that the Company needs approximately $1.0 million to provide adequate cash to fund its operations for the next six months, which it is attempting to obtain in the form of a loan collateralized by its intellectual capital. In addition, the Company will seek additional permanent capital of approximately $6.0 million, the proceeds of which will be used to pay off the loan described above ($1.0 million), other existing debt ($1.6 million) and settle past due accounts payable ($1.5 million). The balance will be used to provide working capital to support revenue growth and operations.

While the Company is in active discussions with various potential lenders and investors, there can be no assurance that the Company will be able to obtain the additional operating capital it needs to sustain operations. If the Company is unable to secure such additional capital it may not be able to sustain future operations.

Forward-Looking Statements

This report contains statements, including statements of management’s belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

•	the Company’s access to funds to meet the Company’s financial needs and to repay its debt, and the Company’s ability to continue as a going concern if it is unable to access adequate financing;

•	the possibility that the Company’s creditors may take legal action for the repayment of past due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

•	the risk that the Company’s analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

•	various other factors discussed in this Quarterly Report on Form 10-Q and the Company’s annual report on Form 10-K.

Except as required by law, the Company will not update the forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

The forward-looking information referred to above includes any matters preceded by the words “anticipates,” “believes,” “intends,” “plans,” “expects” and similar expressions as they relate to the Company and include, but are not limited to:

•	expectations regarding the Company’s financial condition and liquidity, as well as future cash flows; and

•	expectations regarding alternatives to restructure the Company’s business and reduce its overall debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company’s debt, including past due debt with carrying value at June 30, 2003 of $14.0 million, was at a fixed interest rate at June 30, 2003 and December 31, 2002, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 10% to 18%. The potential loss in fair value on such fixed rate debt obligation from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d –14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. During the quarterly period covered by this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses noted in our most recent evaluation and, therefore, there were no corrective actions taken with respect thereto.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

As of June 30, 2003, the Company was past due in payment of approximately $21.8 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $1.1 million as of June 30, 2003. As discussed above, the past due principal and interest together with certain past due accounts payable were settled upon completion of the merger. For additional information, see the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 17, 2003, a special shareholder meeting was held to vote on the merger with Polar and related matters. At the meeting, the Company’s stockholders approved the merger by a vote of 7,628,268 votes in favor, 14,400 votes against and 12,278 votes abstaining. 3,563,162 shares were not voted.

Also at the meeting, the Company’s stockholders voted to approve the reincorporation of the Company as a Delaware corporation named Polar Molecular Holding Corporation. With respect to such reincorporation, a total of 7,611,768 votes were cast in favor, 30,900 votes were cast against, and 12,278 votes abstained. 3,563,162 shares were not voted.

In addition, at the meeting, the Company’s stockholders voted to adopt a new equity incentive plan by a vote of 7,553,785 votes in favor, 68,978 votes against and 32,183 votes abstaining. 3,563,162 shares were not voted.

Finally, at the meeting, the Company’s stockholders elected each of the seven nominees for the Company’s board of directors, including two nominees for Class I members, two nominees for Class II members and three nominees for Class III members. There was no solicitation in opposition of any of the nominees.

With respect to the election of directors, the following nominated Class I directors received the following number of votes and were therefore elected to another term (ending at the annual meeting in 2004) on the Board of Directors:

	For	Withheld
Chandra B. Prakash, PhD.	11,199,500	18,608
Wayne Wright	11,139,184	78,924

The following nominated Class II directors received the following number of votes and were therefore elected to another term (ending at the annual meeting in 2005) on the Board of Directors:

	For	Withheld
Alan L. Smith	11,199,500	18,608
Gilbert Chapelet	11,197,500	20,608

The following nominated Class III directors received the following number of votes and were therefore elected to another term (ending at the annual meeting in 2006) on the Board of Directors:

	For	Withheld
Mark L. Nelson	11,199,500	18,608
Richard J. Socia	11,199,500	18,608
Charles Eisenstein	11,197,500	20,608

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.2	Agreement regarding Effectiveness, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.3	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.4	Second Amendment to Agreement and Plan of Merger, dated as of November 26, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.5	Third Amendment to Agreement and Plan of Merger dated as of January 30, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.6	Fourth Amendment to Agreement and Plan of Merger dated as of May 12, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (17)

3.1	Certificate of Incorporation of the Company. (11)

3.2	By-Laws of the Company. (11)

4.1	Form of Common Stock Purchase Warrant Agreement between the Company and Firstar Trust Company. (1)

4.2	Form of Redeemable Warrant. (1)

4.3	First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between the Company and Firstar Trust Company. (8)

4.4	Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between the Company and Firstar Bank, N.A. (11)

4.5	Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between the Company and Firstar Bank, N.A. (11)

4.6	Fourth Amendment to Common Stock Purchase Warrant Agreement, dated as of October , 2001, between Murdock Communications Corporation and Firstar Bank, N.A. (11)

4.7	Fifth Amendment to Common Stock Purchase Warrant Agreement and Joinder Agreement, dated as of October 18, 2002, between Murdock Communications Corporation and Computershare Trust Company, Inc. (11)

10.1	Murdock Communications Corporation 1993 Stock Option Plan. (1) (5)

10.2	Murdock Communications Corporation 1997 Stock Option Plan, as amended. (4) (5)

10.3	Employment Agreement, dated as of November 16, 1998, by and between the Company and Paul C. Tunink. (4) (5)

10.4	Note and Warrant Purchase Agreement, dated as of June 21, 1999, by and among the Company, Priority International Communications, Inc., Incomex, Inc., MCC Acquisition Corp., and New Valley Corporation. (6)

10.5	Stock Purchase Warrant dated June 21, 1999 from the Company to New Valley Corporation. (6)

10.6	Registration Rights Agreement, dated as of June 21, 1999, between the Company and New Valley Corporation. (6)

10.7	Amendment to Investment Agreement, dated as of June 21, 1999, among ACTEL Integrated Communications, Inc., the Company, John Beck and Richard Courtney. (7)

10.8	Letter Agreement dated December 22, 1999, between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

10.9	Letter Agreement dated July 1, 2001, between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

10.10	Letter Agreement dated November 4, 2002 between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

10.11	Waiver and First Amendment to Note and Warrant Purchase Agreement, dated as of December 17, 1999, among the Company, Priority International Communications, Inc., ATN Communications, Inc., Incomex, Inc., MCC Acquisition Corp. and New Valley Corporation. (8)

10.12	Stockholders Agreement, dated as of April , 2000, among Actel Integrated Communications, Inc., the Company and the other stockholders of Actel Integrated Communications, Inc. (9)

10.13	First Amendment to Stockholders Agreement and Consent to Permitted Transferees, dated as of June 13, 2000, among Actel Integrated Communications, Inc., the Company and the other stockholders of Actel Integrated Communications, Inc. (9)

10.14	Form of Convertible Note of the Company due May 29, 2003 (9)

10.15	Purchase Agreement, dated as of June 23, 2000, among the Company, MCC Acquisition Corp., John Rance, Michael Upshaw, Fernando Ficachi and the other former shareholders of Incomex, Inc. (10)

10.16	Addendum to Employment Agreement for Paul C. Tunink (12)(5)

10.17	Stock Purchase Agreement, dated as of July 31, 2001, among Murdock Communications Corporation, MCC Acquisition Corporation, Priority International Communications, Inc. and Dartwood, LLC. (13)

10.18	Compromise, Settlement and Mutual Release Agreement, dated as of June 20, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (14)

10.19	Compromise, Settlement and Mutual Release Agreement, dated as of August 1, 2002, between Murdock Communications Corporation and Buckeye Retirement Co., L.L.C. (15)

10.20	Compensation Agreement, dated August 1, 2002, between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C. (15)

10.21	First Amendment to Compensation Agreement between Murdock and Pirinate Consulting Group, L.L.C., dated January 3, 2003. (11)

10.22	Amendment, Modification and Extension Agreement, dated as of November 16, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (11)

10.23	Second Amendment, Modification and Extension Agreement, dated January 28, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (11)

10.24	Letter Agreement between Murdock and Dave Kirkpatrick for conversion of service fees to equity, dated January 27, 2003. (11)

10.25	Letter Agreement between Murdock and Wayne Wright for conversion of service fees to equity, dated January 27, 2003. (11)

10.26	Letter Agreement between Murdock and Berthel Fischer & Company for settlement of outstanding fees, dated January 9, 2003. (11)

10.27	Letter Agreement between Murdock and MCC Investment Company re outstanding debt, dated January 3, 2003. (11)

10.28	Mutual Settlement and Release Agreement, dated November 7, 2002, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendergen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (11)

10.29	Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of September 1, 2002, among Buckeye Retirement Co, L.L.C., Ltd., Murdock Communications Corporation and Guy O. Murdock. (11)

10.30	Third Amendment to Compromise Settlement and Mutual Release Agreement, dated as of May 12, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (17)

10.31	Form of Polar Molecular Holding Corporation Equity Incentive Plan. (11)

10.32	Second Amendment to Compensation Agreement between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C., dated June 24, 2003. (16)

10.33	First Amendment to Mutual Settlement and Release Agreement, dated as of June 27, 2003, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (17)

10.34	Fourth Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 30, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (17)

10.35	Agreement Regarding Dispersal of Escrow Funds and Further Security Interest dated as of June 20, 2003 between Polar and Affiliated Investments, L.L.C. (17)

10.36	Registration Rights Agreement, dated as of June 30, 2003, among Polar Molecular Holding Corporation, Murdock Communications Corporation, Daniel C. Cadle, Republic Credit Corporation, John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Buckeye Retirement Co., L.L.C. (17)

10.37	Form of Lock-up Agreement. (11)

10.38	Investors’ Rights Agreement among Polar Molecular Corporation (“Polar”), various investors and APS Financial Corporation dated as of January 30, 2001. (11)

10.39	Investor Rights Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (11)

10.40	Purchase Agreement between Polar and Lockhart Holdings, Inc. dated as of October 19, 2001. (11)

10.41	Convertible Promissory Note of Polar in favor of Lockhart Holdings, Inc. in the principal amount of $200,000, dated as of October 19, 2001, and Extension Agreement dated as of January 17, 2003. (11)

10.42	Security Agreement between Polar and Lockhart Holdings, Inc. dated as of October 24, 2001. (11)

10.43	Purchase Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (11)

10.44	Promissory Note of Polar in favor of Affiliated Investments, L.L.C. in the principal amount of $600,000 dated as of October 25, 2001. (11)

10.45	Security Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (11)

10.46	License Agreement between Polar and Amway Corporation dated as of May 23, 1995. (11)

10.47	Bridge Securities Purchase Agreement by and among Polar and certain investors dated as of January 30, 2001. (11)

10.48	Placement Agreement between Polar and Berthel Fisher & Company Financial Services, Inc. dated as of December 21, 2001, as amended by Amendment A dated as of December 21, 2001, by Amendment B dated as of February 28, 2002, by Amendment C dated as of March 27, 2002, by Amendment D dated as of April 30, 2002, by Amendment E dated as of May 15, 2002, by Amendment F dated as of June 13, 2002, by Amendment G dated as of July 12, 2002, by Amendment H dated as of August 30, 2002, by Amendment I dated as of September 30, 2002, by Amendment J dated as of September 30, 2002 and by Amendment K dated as of January 20, 2003. (11)

10.49	Consulting Agreement between Polar and Gilbert Chapelet dated as of July 1, 2002. (11)

10.50	Consulting Agreement between Polar and Jim Clarke dated as of June 21, 2002. (11)

10.51	Letter Agreement between Polar and Houlihan Smith & Company, Inc. for due diligence update dated as of September 24, 2001. (11)

10.52	Security Agreement among Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Melissa Polich, Gerard Gorman, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated December 18, 2001, as amended. (11)

10.53	Reaffirmation of Assignments of United States and Foreign Patents between Polar and Otis L. Nelson, Jr., Mark L. Nelson, and A. Richard Nelson dated as of October 19, 2001. (11)

10.54	Engagement Agreement dated as of September 13, 2001 between Polar and Kennedy Partners. (11)

10.55	Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of February 28, 2002. (11)

10.56	First Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of May 31, 2002. (11)

10.57	Second Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of October 1, 2002. (11)

10.58	Third Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of January 31, 2003. (11)

10.59	Fourth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of January 31, 2003. (11)

10.60	First Amendment to the Loan Extension Agreement between Polar and Lockhart Holdings, Inc. dated as of January 31, 2003. (11)

10.61	Promissory Note of Mark L. Nelson in favor of Polar in the principal amount of $100,000 dated as of February 7, 2003. (11)

10.62	Stock Purchase Agreement between Polar and Gerald A. Goray, Trustee under a trust agreement dated as of June 16, 1997. (11)

10.63	Engagement Agreement between Polar and APS Financial Corporation dated January 16, 2001. (11)

10.64	Termination Agreement between Polar and APS Financial dated November 1, 2001. (11)

10.65	Consulting Agreement between Polar and Chuck Eisenstein dated August 1, 2002. (11)

10.66	Amended and Restated Security Agreement dated as of February 4, 2003, by and among Polar and each of the Lenders set forth on Schedule I thereto. (11)

10.67	Exclusive Aftermarket Distributorship of PMC Products in the Republic of South Korea dated as of October 11, 2002 between Polar and Pacific Crest, L.L.C. (11)

10.68	Second Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 27, 2003 among Buckeye Retirement Co., L.L.C., Murdock Communications Corporation and Guy O. Murdock. (17)

21	Subsidiaries. (11)

24	Power of Attorney (included as part of the signature page hereof).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-5422C) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 000-21463) and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Filed as exhibit to the Company’s registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 000-21463) and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-21463) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-21463) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on August 30, 2000 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103167) filed with the Securities and Exchange Commission on February 13, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-21463) and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on July 31, 2001 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-21463) and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-21463) and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106635) and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-106987) and incorporated herein by reference.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed in the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION

By:	/s/ MARK L. NELSON
Mark L. Nelson President and Chief Executive Officer

Date: September 5, 2003