Form 10-Q/A
period 2003-06-30
POLAR MOLECULAR HOLDING CORP
filed 2003-09-23
CIK 1252956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Murdock Communications Corporation, 701 Tama Street, Marion, Iowa 52302

(Former name and former address)

Registrant’s telephone number, including area code: 303-221-1908

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                 No

On June 30, 2003, there were outstanding 12,304,967 shares of the Registrant’s no par value Common Stock.

POLAR MOLECULAR HOLDING CORPORATION

FORM 10-Q/A

June 30, 2003

INDEX

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

Signatures	24

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

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (CONCLUDED)

June 30, 2003 and December 31, 2002

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002*
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Notes payable	$7,186	$7,186
Notes payable with related parties	6,780	6,614
Accounts payable	1,032	960
Accrued interest	8,401	7,272
Other accrued expenses	460	436

Total current liabilities	23,859	22,468

Long-Term Liabilities
Long-term debt with related parties	—	—
Long-term debt, others	—	—

Total liabilities	23,859	22,468

Commitments and Contingencies

Shareholders’ Equity (Deficiency)
Common stock, no par or stated value: authorized – 40,000,000 shares; issued and outstanding: 2003 – 12,554,967 and 2002 – 12,554,967 shares	22,291	22,291
Common stock warrants: Issued and outstanding: 2003 – 10,889,478 and 2002 – 10,875,312 2001 – 10,875,312	1,052	1,052
Treasury stock at cost: 2002 and 2001 – 250,000 shares	(94)	(94)
Additional paid-in capital	134	134
Accumulated deficit	(47,238)	(45,842)

Total shareholders’ deficiency	(23,855)	(22,459)

Total	$4	$9

* Note:	The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended and Six Months Ended June 30, 2003 and 2002

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES	$—	$—	$—	$—

COSTS OF SALES	—	—	—	—

GROSS PROFIT	—	—	—	—

OPERATING EXPENSES
General and administrative expenses	233	173	382	317
Depreciation and amortization expense	—	—	—	—

Total operating expenses	233	173	382	317

LOSS FROM OPERATIONS	(233)	(173)	(382)	(317)

NON-OPERATING INCOME (EXPENSE)
Interest expense, net	(566)	(561)	(1,129)	(1,114)
Other income	114	1	115	2

Total non-operating income (expense)	(452)	(560)	(1,014)	(1,112)

NET LOSS	$(685)	$(733)	$(1,396)	$(1,429)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.06)	$(0.11)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,304,967	12,264,967	12,304,967	12,264,967

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

As discussed elsewhere in this Form 10-Q, the merger with Polar Molecular Corporation (“PMC”) was completed on July 14, 2003. The consolidated financial statements presented herein represent the Balance Sheet, Results of Operations and Cash Flows of the Company prior to the merger with PMC and thus include only the financial information of Murdock Communications Corporation, the predecessor company to Polar Holding.

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

The Company divested certain of its businesses during 2000 and 2001. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in financial statements with respect to these matters.

4.    Subsequent Events

As discussed elsewhere in this Form 10-Q, the Company completed its previously announced merger with Polar Molecular Corporation on July 14, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

This discussion of Liquidity and Capital Resources is based on the post merger financial condition of the Company.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. During the quarterly period covered by this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses noted in our most recent evaluation and, therefore, there were no corrective actions taken with respect thereto.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

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

The following nominated Class III directors received the following number of votes and were therefore elected to another term (ending at the annual meeting in 2006) on the Board of Directors:

	For	Withheld
Mark L. Nelson	11,199,500	18,608
Richard J. Socia	11,199,500	18,608
Charles Eisenstein	11,197,500	20,608

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.2	Agreement regarding Effectiveness, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.3	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.4	Second Amendment to Agreement and Plan of Merger, dated as of November 26, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.5	Third Amendment to Agreement and Plan of Merger dated as of January 30, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

2.6	Fourth Amendment to Agreement and Plan of Merger dated as of May 12, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (17)

3.1	Certificate of Incorporation of the Company. (11)

3.2	By-Laws of the Company. (11)

4.1	Form of Common Stock Purchase Warrant Agreement between the Company and Firstar Trust Company. (1)

4.2	Form of Redeemable Warrant. (1)

4.3	First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between the Company and Firstar Trust Company. (8)

4.4	Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between the Company and Firstar Bank, N.A. (11)

4.5	Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between the Company and Firstar Bank, N.A. (11)

4.6	Fourth Amendment to Common Stock Purchase Warrant Agreement, dated as of October , 2001, between Murdock Communications Corporation and Firstar Bank, N.A. (11)

4.7	Fifth Amendment to Common Stock Purchase Warrant Agreement and Joinder Agreement, dated as of October 18, 2002, between Murdock Communications Corporation and Computershare Trust Company, Inc. (11)

10.1	Murdock Communications Corporation 1993 Stock Option Plan. (1) (5)

10.2	Murdock Communications Corporation 1997 Stock Option Plan, as amended. (4) (5)

10.3	Employment Agreement, dated as of November 16, 1998, by and between the Company and Paul C. Tunink. (4) (5)

10.4	Note and Warrant Purchase Agreement, dated as of June 21, 1999, by and among the Company, Priority International Communications, Inc., Incomex, Inc., MCC Acquisition Corp., and New Valley Corporation. (6)

10.5	Stock Purchase Warrant dated June 21, 1999 from the Company to New Valley Corporation. (6)

10.6	Registration Rights Agreement, dated as of June 21, 1999, between the Company and New Valley Corporation. (6)

10.7	Amendment to Investment Agreement, dated as of June 21, 1999, among ACTEL Integrated Communications, Inc., the Company, John Beck and Richard Courtney. (7)

10.8	Letter Agreement dated December 22, 1999, between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

10.9	Letter Agreement dated July 1, 2001, between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

10.10	Letter Agreement dated November 4, 2002 between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

10.11	Waiver and First Amendment to Note and Warrant Purchase Agreement, dated as of December 17, 1999, among the Company, Priority International Communications, Inc., ATN Communications, Inc., Incomex, Inc., MCC Acquisition Corp. and New Valley Corporation. (8)

10.12	Stockholders Agreement, dated as of April , 2000, among Actel Integrated Communications, Inc., the Company and the other stockholders of Actel Integrated Communications, Inc. (9)

10.13	First Amendment to Stockholders Agreement and Consent to Permitted Transferees, dated as of June 13, 2000, among Actel Integrated Communications, Inc., the Company and the other stockholders of Actel Integrated Communications, Inc. (9)

10.14	Form of Convertible Note of the Company due May 29, 2003 (9)

10.15	Purchase Agreement, dated as of June 23, 2000, among the Company, MCC Acquisition Corp., John Rance, Michael Upshaw, Fernando Ficachi and the other former shareholders of Incomex, Inc. (10)

10.16	Addendum to Employment Agreement for Paul C. Tunink (12)(5)

10.17	Stock Purchase Agreement, dated as of July 31, 2001, among Murdock Communications Corporation, MCC Acquisition Corporation, Priority International Communications, Inc. and Dartwood, LLC. (13)

10.18	Compromise, Settlement and Mutual Release Agreement, dated as of June 20, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (14)

10.19	Compromise, Settlement and Mutual Release Agreement, dated as of August 1, 2002, between Murdock Communications Corporation and Buckeye Retirement Co., L.L.C. (15)

10.20	Compensation Agreement, dated August 1, 2002, between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C. (15)

10.21	First Amendment to Compensation Agreement between Murdock and Pirinate Consulting Group, L.L.C., dated January 3, 2003. (11)

10.22	Amendment, Modification and Extension Agreement, dated as of November 16, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (11)

10.23	Second Amendment, Modification and Extension Agreement, dated January 28, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (11)

10.24	Letter Agreement between Murdock and Dave Kirkpatrick for conversion of service fees to equity, dated January 27, 2003. (11)

10.25	Letter Agreement between Murdock and Wayne Wright for conversion of service fees to equity, dated January 27, 2003. (11)

10.26	Letter Agreement between Murdock and Berthel Fischer & Company for settlement of outstanding fees, dated January 9, 2003. (11)

10.27	Letter Agreement between Murdock and MCC Investment Company re outstanding debt, dated January 3, 2003. (11)

10.28	Mutual Settlement and Release Agreement, dated November 7, 2002, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendergen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (11)

10.29	Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of September 1, 2002, among Buckeye Retirement Co, L.L.C., Ltd., Murdock Communications Corporation and Guy O. Murdock. (11)

10.30	Third Amendment to Compromise Settlement and Mutual Release Agreement, dated as of May 12, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (17)

10.31	Form of Polar Molecular Holding Corporation Equity Incentive Plan. (11)

10.32	Second Amendment to Compensation Agreement between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C., dated June 24, 2003. (16)

10.33	First Amendment to Mutual Settlement and Release Agreement, dated as of June 27, 2003, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (17)

10.34	Fourth Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 30, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (17)

10.35	Agreement Regarding Dispersal of Escrow Funds and Further Security Interest dated as of June 20, 2003 between Polar and Affiliated Investments, L.L.C. (17)

10.36	Registration Rights Agreement, dated as of June 30, 2003, among Polar Molecular Holding Corporation, Murdock Communications Corporation, Daniel C. Cadle, Republic Credit Corporation, John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Buckeye Retirement Co., L.L.C. (17)

10.37	Form of Lock-up Agreement. (11)

10.38	Investors’ Rights Agreement among Polar Molecular Corporation (“Polar”), various investors and APS Financial Corporation dated as of January 30, 2001. (11)

10.39	Investor Rights Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (11)

10.40	Purchase Agreement between Polar and Lockhart Holdings, Inc. dated as of October 19, 2001. (11)

10.41	Convertible Promissory Note of Polar in favor of Lockhart Holdings, Inc. in the principal amount of $200,000, dated as of October 19, 2001, and Extension Agreement dated as of January 17, 2003. (11)

10.42	Security Agreement between Polar and Lockhart Holdings, Inc. dated as of October 24, 2001. (11)

10.43	Purchase Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (11)

10.44	Promissory Note of Polar in favor of Affiliated Investments, L.L.C. in the principal amount of $600,000 dated as of October 25, 2001. (11)

10.45	Security Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (11)

10.46	License Agreement between Polar and Amway Corporation dated as of May 23, 1995. (11)

10.47	Bridge Securities Purchase Agreement by and among Polar and certain investors dated as of January 30, 2001. (11)

10.48	Placement Agreement between Polar and Berthel Fisher & Company Financial Services, Inc. dated as of December 21, 2001, as amended by Amendment A dated as of December 21, 2001, by Amendment B dated as of February 28, 2002, by Amendment C dated as of March 27, 2002, by Amendment D dated as of April 30, 2002, by Amendment E dated as of May 15, 2002, by Amendment F dated as of June 13, 2002, by Amendment G dated as of July 12, 2002, by Amendment H dated as of August 30, 2002, by Amendment I dated as of September 30, 2002, by Amendment J dated as of September 30, 2002 and by Amendment K dated as of January 20, 2003. (11)

10.49	Consulting Agreement between Polar and Gilbert Chapelet dated as of July 1, 2002. (11)

10.50	Consulting Agreement between Polar and Jim Clarke dated as of June 21, 2002. (11)

10.51	Letter Agreement between Polar and Houlihan Smith & Company, Inc. for due diligence update dated as of September 24, 2001. (11)

10.52	Security Agreement among Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Melissa Polich, Gerard Gorman, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated December 18, 2001, as amended. (11)

10.53	Reaffirmation of Assignments of United States and Foreign Patents between Polar and Otis L. Nelson, Jr., Mark L. Nelson, and A. Richard Nelson dated as of October 19, 2001. (11)

10.54	Engagement Agreement dated as of September 13, 2001 between Polar and Kennedy Partners. (11)

10.55	Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of February 28, 2002. (11)

10.56	First Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of May 31, 2002. (11)

10.57	Second Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of October 1, 2002. (11)

10.58	Third Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of January 31, 2003. (11)

10.59	Fourth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of January 31, 2003. (11)

10.60	First Amendment to the Loan Extension Agreement between Polar and Lockhart Holdings, Inc. dated as of January 31, 2003. (11)

10.61	Promissory Note of Mark L. Nelson in favor of Polar in the principal amount of $100,000 dated as of February 7, 2003. (11)

10.62	Stock Purchase Agreement between Polar and Gerald A. Goray, Trustee under a trust agreement dated as of June 16, 1997. (11)

10.63	Engagement Agreement between Polar and APS Financial Corporation dated January 16, 2001. (11)

10.64	Termination Agreement between Polar and APS Financial dated November 1, 2001. (11)

10.65	Consulting Agreement between Polar and Chuck Eisenstein dated August 1, 2002. (11)

10.66	Amended and Restated Security Agreement dated as of February 4, 2003, by and among Polar and each of the Lenders set forth on Schedule I thereto. (11)

10.67	Exclusive Aftermarket Distributorship of PMC Products in the Republic of South Korea dated as of October 11, 2002 between Polar and Pacific Crest, L.L.C. (11)

10.68	Second Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 27, 2003 among Buckeye Retirement Co., L.L.C., Murdock Communications Corporation and Guy O. Murdock. (17)

21	Subsidiaries. (11)

24	Power of Attorney (included as part of the signature page hereof).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333—5422C) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 000-21463) and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Filed as exhibit to the Company’s registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 000-21463) and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-21463) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-21463) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on August 30, 2000 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103167) filed with the Securities and Exchange Commission on February 13, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-21463) and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on July 31, 2001 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-21463) and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-21463) and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106635) and incorporated herein by reference.

(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-106987) and incorporated herein by reference.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed in the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION

By	/s/ Mark L. Nelson
Mark L. Nelson President and Chief Executive Officer

Date: September 23, 2003