Form 10-Q
period 2003-09-30
POLAR MOLECULAR HOLDING CORP
filed 2003-11-14
CIK 1252956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On November 14, 2003, there were outstanding 92,627,422 shares of the Registrant’s $.01 par value Common Stock.

POLAR MOLECULAR HOLDING CORPORATION

PART I	FINANCIAL INFORMATION

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$73
Accounts receivable	—	14
Inventory	—	9
Prepaid expenses	—	—

Total current assets	5	96

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $81 and $70	27	38

NOTE RECEIVABLE, officer	100	—

PATENT AND TRADEMARK, net of accumulated amortization of $422 and $347	29	100

TOTAL ASSETS	$161	$234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt, and notes with no stated maturity	$1,456	$2,552
Current portion of capital lease obligation	9	12
Accounts payable	1,571	816
Deferred revenue	22	340
Accrued payroll and payroll taxes	1,071	924
Other accrued liabilities	625	204

Total current liabilities	4,754	4,848

LONG-TERM CAPITAL LEASE OBLIGATION, net of current portion	—	6

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock - $0.01 par value, 200,000,000 shares authorized, 92,627,422 and 50,871,536 shares issued and outstanding	926	2
Additional paid in capital	14,656	13,721
Warrants	1,058
Treasury stock	(94)
Deferred stock-based compensation	(23)	(5)
Accumulated deficit	(21,116)	(18,338)

Total stockholders’ deficit	(4,593)	(4,620)
	$161	$234

*	Note: The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$22	$45	$102	$131
Cost of revenues	4	—	41	45

GROSS PROFIT	18	45	61	86

OTHER OPERATING EXPENSES:
Salaries	86	109	280	319
Travel and entertainment	9	20	48	27
Selling, General and administrative	588	437	1,356	837
Allowance for advances to merger candidate	—	182	45	356
Expense for stock and options for services	956	14	1,055	77
Amortization and depreciation	28	25	86	59

Total other operating expenses	1,667	787	2,870	1,675

LOSS FROM OPERATIONS	(1,649)	(742)	(2,809)	(1,589)

OTHER INCOME (EXPENSE):
Interest expense	(31)	(78)	(234)	(181)
Other income (expense)	—	(1)	265	1

Total other income (expense)	(31)	(79)	31	(180)

NET LOSS	$(1,680)	$(821)	$(2,778)	$(1,769)

Basic and Diluted Net Loss Per Common Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Common Shares Outstanding	84,536,718	48,546,766	65,444,094	48,546,766

See accompanying notes to consolidated financial statements

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months and Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,778)	$(1,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	59
Allowance for advances to merger candidate	45	356
Stock issued for interest	16	25
Common stock options issued for services	1,055	40
Amortization of debt discount and issuance cost	18	60
Changes in operating assets and liabilities:
Accounts receivable	14	(4)
Inventory	9	2
Prepaid expenses	—	(2)
Accounts payable	450	85
Deferred revenue	(318)	(55)
Accrued liabilities	407	270

Net cash used in operating activities	(996)	(933)

Cash Flows from Investing Activities:
Patent additions	(4)	(21)
Purchase of equipment	—	(16)
Advance to Officer	(100)	—
Advance to merger candidate	(584)
Cash received in merger	5	—

Net cash used in investing activities	(683)	(37)

Cash Flows from Financing Activities:
Payments on notes payable	(75)	—
Cash received from note borrowings	289	1,080
Cash paid on capital lease	(9)	(6)
Cash received from exercise of warrants	1,406	—

Net cash provided (used) by financing activities	1,611	1,074

Increase (Decrease) in Cash	(68)	104
Cash, at beginning of period	73	—
Cash, at end of period	5	104

Supplemental Cash Flow Information:
Cash payments for:
Interest	—	9
Income taxes	—	—
Non-cash financing activities:
Conversion of notes payable to stock	1,859	—
Advances to merger candidate	(629)	(125)
Liabilities assumed in merger	1,178	—

See accompanying notes to consolidated financial statements

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months Ended September 30, 2003 and 2002

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by Polar Molecular Holding Corporation (“Polar Holding” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the nine months ending September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

As discussed elsewhere in this Form 10-Q, the merger of Murdock Communications Corporation and Polar Molecular Corporation (“PMC”) was completed on July 14, 2003. The merger has been treated for accounting and financial reporting purposes as a reverse acquisition of Murdock by PMC, since the former PMC stockholders control the Company after the merger. Under this accounting treatment, PMC is deemed for accounting purposes to be the acquiring entity and Murdock the acquired entity. The financial statements of the Company after the merger now reflect PMC on a historical basis. Since Murdock had no operations and incurred no expenses or liabilities subsequent to the merger, the accompanying consolidated financial statements for the three and nine month periods ended September 30, 2003, reflect the results of operations and cash flows of PMC. As Murdock had not pursued any revenue generating activity prior to the merger, the transaction has been treated as a recapitalization of PMC, with no goodwill recorded.

2. Notes Payable and Long-Term Debt

As of September 30, 2003 Notes Payable amounted to $1,456,000 of which $874,000 are due on December 31, 2003 and $500,000 are due on July 14, 2004. The remaining notes are past due as of September 30, 2003.

3. Commitments and Contingencies

At September 30, 2003 the Company has a lease for office space, which expires in July 2006 at a monthly rental of approximately $5,000. In addition, Polar leases certain computer equipment, pursuant to a lease that will expire in May 2004 with monthly payments of approximately $1,200.

4. Stock Based Compensation

The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of our common stock over the option exercise price on the day of grant.

Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Expected volatility	253%	—	253%	—
Risk-free interest rate	3.38%	—	3.38%	—
Expected dividends	$—	—	$—	—
Expected terms (in years)	5	—	5	—

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net loss, as reported	$1,680,000	$821,000	$2,778,000	$1,769,000
Pro forma stock compensation expense, net of tax benefit	629,000	—	629,000	—
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma net loss	$2,309,000	$821,000	$3,407,000	$1,769,000

Net loss per share, basic and diluted:
As reported	$0.02	$0.02	$0.04	$0.04
Pro forma stock compensation expense	0.01	—	0.01	—

Pro forma	$0.03	$0.02	$0.05	$0.04

5. Subsequent Events

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere within this report.

RESULTS OF OPERATIONS

As discussed elsewhere, the Company completed the merger of PMC and Murdock Communications on July 14, 2003. The merger has been treated for accounting and financial reporting purposes as a reverse acquisition of Murdock by PMC. As such, the financial statements of the Company now reflect PMC on a historical basis.

Since completion of the merger, the Company has been investigating potential sources for additional operating capital. While the Company is exploring lending and other sources of capital, there can be no assurance that the Company will be able to obtain the additional operating capital it needs to sustain operations.

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues and Cost of Sales – Revenues decreased $23,000 to $22,000 for the three months ended September 30, 2003 from $45,000 for the three months ended September 30, 2002. The decrease is due to lower royalties earned under a license agreement with a customer. Cost of Sales for the period were $4,000 compared to $0 for the same period last year. Revenues last year for the three month period ended September 30, 2002 were entirely derived from royalties earned under a license agreement with a customer and thus there were no related cost of sales for the three month period ended September 30, 2002.

Salaries – Salary expenses decreased $23,000 to $86,000 for the three months ended September 30, 2003 from $109,000 for the three months ended September 30, 2002. The decrease reflects salary expenses not incurred in 2003 as a result of the former CFO leaving the Company in the first quarter of 2003, which decrease was partially offset by the addition of an administrative employee.

Travel and entertainment – Travel and entertainment decreased $11,000 to $9,000 for the three months ended September 30, 2003 from $20,000 for the three months ended September 30, 2002 due to the timing of travel in 2003 versus 2002.

Selling, general and administrative expenses – Selling, general and administrative expenses increased $151,000 to $588,000 for the three months ended September 30, 2003 from $437,000 for the three months ended September 30, 2002, primarily due to legal fees associated with the completion of the merger.

Allowance for advances to merger candidate – Allowance for advances to the merger candidate, Murdock Communications Corporation, in connection with the pending merger with PMC decreased $182,000 to $0 for the three months ended September 30, 2003 from $182,000 for the three months ended September 30, 2002. The decrease is due to the completion of the merger in July 2003.

Expense for stock and options for services – Expense for stock and options for services increased $942,000 to $956,000 for the three months ended September 30, 2003 from $14,000 for the three months ended September 30, 2002. The increase is principally due to a grant of 2,850,000 shares of common stock to certain officers, directors, key employees and consultants of the Company, in September 2003 and issuance of 711,829 shares of common stock in connection with services rendered by a consultant in connection with the merger with Murdock.

Amortization and depreciation expense – Amortization and depreciation expense increased $3,000 to $28,000 for the three months ended September 30, 2003 from $25,000 for the three months ended September 30, 2002.

Interest Expense – Interest expense, including amortization of debt discount, decreased $47,000 to $31,000 for the three months ended September 30, 2003, from $78,000 for the three months ended September 30, 2002. The decrease is due to the conversion of $1,829,000 of notes payable to common stock at the closing of the merger on July 14, 2004.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues and Cost of Sales – Revenues decreased $29,000 to $102,000 for the nine months ended September 30, 2003 from $131,000 for the three months ended September 30, 2002. The decrease is due to lower royalties earned under a license agreement with a customer. Cost of sales for the period decreased $4,000 from $45,000 in 2002 to $41,000 in 2003 due to lower sales volume.

Salaries – Salary expenses decreased $39,000 to $280,000 for the nine months ended September 30, 2003 from $319,000 for the nine months ended September 30, 2002. The decrease reflects salary expenses not incurred in 2003 as a result of the former CFO leaving the Company in the first quarter of 2003, which decrease was partially offset by the addition of an administrative employee.

Travel and entertainment – Travel and entertainment increased $21,000 to $48,000 for the nine months ended September 30, 2003 from $27,000 for the nine months ended September 30, 2002 due to increased travel in 2003 related to marketing initiatives in Europe.

Selling, general and administrative expenses – Selling, general and administrative expenses increased $519,000 to $1,356,000 for the nine months ended September 30, 2003 from $837,000 for the nine months ended September 30, 2002 due principally to legal and accounting expenses associated with the merger.

Allowance for advances to merger candidate – Allowance for advances to the merger candidate, Murdock Communications Corporation, in connection with the pending merger with PMC decreased $311,000 to $45,000 for the nine months ended September 30, 2003 from $356,000 for the nine months ended September 30, 2002. The decrease is due to the completion of the merger in July 2003.

Expense for stock and options for services – Expense for stock and options for services increased $978,000 to $1,055,000 for the nine months ended September 30, 2003 from $77,000 for the nine months ended September 30, 2002. The increase is principally due to a grant of 2,850,000 shares of common stock to certain officers, directors, key employees and consultants of the Company, in September 2003 and issuance of 711,829 shares of common stock in connection with services rendered by a consultant in connection with the merger with Murdock.

Amortization and depreciation expense – Amortization and depreciation expense increased $27,000 to $86,000 for the nine months ended September 30, 2003 from $59,000 for the nine months ended September 30, 2002, due to depreciation of fixed asset additions in 2002 and amortization of patent costs added in 2002.

Interest Expense – Interest expense, including amortization of debt discount, increased $53,000 to $234,000 for the nine months ended September 30, 2003, from $181,000 for the nine months ended September 30, 2002. The increase is due to interest accrued in the first six months of the year on convertible notes payable of the Company in 2002 amounting to $1,718,000 and additional convertible notes payable of $111,000 made in the first quarter of 2003 which were issued by PMC in favor of investors in connection with a private placement of PMC’s common stock. In addition, interest expense of approximately $38,000 was recorded in the first quarter of 2003, to reflect the value of common stock issued to satisfy certain notes payable, in excess of the principal amount of such notes. The increase was partially offset by the conversion of $1,829,000 of notes payable to common stock at the closing of the merger.

Other Income – Other Income increased $264,000 to $265,000 for the nine months ended September 30, 2003, from $1,000 for the nine months ended September 30, 2002. The increase was due to the recording of royalties earned by the Company in previous years under a licensing agreement with a customer. This adjustment was recorded in March 2003. Prior to 2003, the customer did not provide the Company with the information required to properly record the transaction. Amounts related to the current period have been recorded as revenue.

LIQUIDITY AND CAPITAL RESOURCES

This discussion of Liquidity and Capital Resources is based on the post merger financial condition of the Company.

The Company is obligated to repay Notes Payable totaling $874,000 plus accrued interest, which are due on December 31, 2003 and are secured by substantially all the assets of the Company. The Company will attempt to renegotiate the due date for these notes, but there can be no assurance that it will be able to do so. In addition, $500,000 of Notes Payable are due on July 14, 2004.

Since completion of the merger, the Company has been investigating potential sources for additional operating capital. Management believes that the Company needs approximately $1.0 million to provide adequate cash to fund its operations for the next six months, which it is attempting to obtain in the form of a loan collateralized by its intellectual property.

While the Company is exploring lending and other capital sources, there can be no assurance that the Company will be able to obtain the additional operating capital it needs to sustain operations. If the Company is unable to secure such additional capital in the next three months it may not be able to sustain future operations.

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

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company’s debt, was at a fixed interest rate as of the balance sheet dates of September 30, 2003 and December 31, 2002. The interest rates on the Company’s debt range from 7% to 12%. Since the Company’s debt is at fixed interest rates there is no potential loss in fair value on such fixed rate debt obligation. Thus, a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

On July 14, 2003 the Company issued a total of 5,607,932 unregistered shares of the Company’s common stock in settlement of an aggregate of $21 million in debt. The issuances of stock on July 14, 2003 were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. On July 14, 2003 the company also issued 69,852 shares of its common stock to two employees in connection with their employment agreements with the Company. On July 16, 2003 the Company issued another 103,000 shares of its common stock to an employee in connection with his employment agreement with the Company. The issuances of stock to employees of the Company on July 14, 2003 and July 16, 2003 were deemed to be exempt from registration under Section 3(b) of the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as a transaction by an issuer pursuant to compensatory benefit plans and contracts relating to compensation under Rule 701.

On September 26, 2003 the Company issued a total of 2,850,000 unregistered shares of the Company’s common stock to certain affiliates, officers, directors, key employees and consultants of the Company in accordance with the Company’s Equity Incentive Plan. On September 26, 2003 the Company also granted options to purchase a total of 4,300,000 shares of the Company’s common stock at an exercise price of $0.17 per share to certain affiliates, officers, directors, key employees and consultants of the Company in accordance with the Company’s Equity Incentive Plan. The issuances of stock and the grants of options on September 26, 2003 that were made to employees of the Company were deemed to be exempt from registration under Section 3(b) of the Securities Act, in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation under Rule 701. The issuances of stock and grants of options on September 26, 2003 to non-employees of the Company were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Amended and Restated Master Distribution Agreement dated as of August 14, 2003 between PMC and Lockhart Chemical Company. (*)

24	Power of Attorney (included as part of the signature page hereof).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-50341) filed with the Securities and Exchange Commission on August 21, 2003 and incorporated herein by reference.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2003 regarding a change in control of the Company as a result of the completion of the merger between PMC and Murdock Communications Corporation.

Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2003 regarding the conclusion of an exclusive master distribution agreement for certain of PMC’s products with Lockhart Chemical Company.

Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 regarding a change in the Company’s certifying accountant, as amended by Form 8-K/A filed with the Securities and Exchange Commission on October 17, 2003 attaching copies of letters received from Deloitte & Touche LLP regarding Deloitte’s withdrawal as the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION

By:	/s/ Mark L. Nelson
Mark L. Nelson
President and Chief Executive Officer

Date: November 14, 2003